Form 10-K405
period 1996-12-31
MELLON BANK NA MELLON BANK HOME EQUITY LOAN TRUST 1996-1
filed 1997-03-31
CIK 1012770

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996

                         Commission file number 0-20817

                   MELLON BANK HOME EQUITY LOAN TRUST 1996-1
             (Exact name of registrant as specified in its charter)

NEW YORK                                             25-0659306
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.
                                                     of servicer of registrant)

One Mellon Bank Center,
Pittsburgh, Pennsylvania                             15258-0001
(Address of principal executive offices              (Zip Code)
of servicer of registrant)

Telephone number of servicer of registrant, including area code: 412-234-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

             Revolving Home Equity Loan Asset Backed Certificates,
                 Series 1996-1 Class A, Class B-1 and Class B-2

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---

The Registrant estimates that as of March 1, 1997, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates of the Registrant was $0. As of March 1, 1997, the Registrant had outstanding -0-
shares of its Common Stock, par value $ ___ per share.                 ---

No documents have been incorporated by reference in this Form 10-K.

                                TABLE OF CONTENTS

PART I                                                                                                          Page
Item 1.         Business                                                                                          1
Item 2.         Properties                                                                                        1
Item 3.         Legal Proceedings                                                                                 1
Item 4.         Submission of Matters to a Vote of Security Holders                                               1


PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                             2
Item 6.         Selected Financial Data                                                                           2
Item 7.         Management's Discussion and Analysis of Financial Condition                                       2
                  and Results of Operations                                                                       2
Item 8.         Financial Statements and Supplementary Data                                                       2
Item 9.         Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure                                                          2

PART III

Item 10.        Directors and Executive Officers of the Registrant                                                2
Item 11.        Executive Compensation                                                                            2
Item 12.        Security Ownership of Certain Beneficial Owners and Management                                    2
Item 13.        Certain Relationships and Related Transactions                                                    3


PART IV

Item 14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K                                 3

                The Mellon Bank Home Equity Loan Trust 1996-1 (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of March 1, 1996 between Mellon Bank, N.A., as seller and servicer and The Bank of New York, as trustee. The Trust was formed for the purpose of acquiring certain trust assets and issuing mortgage-backed certificates under the Pooling and Servicing Agreement and one or more supplements thereto. The property of the Trust includes a portfolio of receivables arising under selected home equity revolving credit line agreements transferred to the Trust by Mellon Bank, N.A.

                On March 29, 1996, the Trust issued $528,625,000 of Class A Certificates, $60,125,000 of Class B-1 Certificates and $87,250,000 of Class B-2 Certificates, (together, the "Certificates"). On June 5, 1996, such Certificates were registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

                                     PART I

ITEM 1.     BUSINESS

            Omitted.

ITEM 2.     PROPERTIES

            Omitted.

ITEM 3.     LEGAL PROCEEDINGS

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            There is one holder of record of each class of Certificates.

            To the knowledge of the Trust, there is an over the counter public trading market for the Certificates, although the frequency of transactions varies substantially over time.

ITEM 6.     SELECTED FINANCIAL DATA

            Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Omitted.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Omitted.

ITEM 11.    EXECUTIVE COMPENSATION

            Omitted.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            A nominee of The Depository Trust Company is the sole record owner of each Class of Certificates. As of December 3l, 1996, based on a review of public filings with the Securities and Exchange Commission, no person was known to be the beneficial owner of more than 5% of the total principal amount of any Class of Certificates outstanding on that date.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

            (a) Listed below are the documents filed as a part of this report:

            Exhibit Number
            --------------

                   28.1       Annual Certificateholders Report

                   28.2       Annual Servicer's Certificate

                   28.3       Report of Independent Certified Public
                              Accountants

            (b)    Reports on Form 8-K:

                   On October 10, 1996, the Trust filed a Form 8-K with the Commission reporting information under Items 5 and 7 thereof.

                   On November 12, 1996, the Trust filed a Form 8-K with the Commission reporting information under Items 5 and 7 thereof.

                   On December 11, 1996, the Trust filed a Form 8-K with the Commission reporting information under Items 5 and 7 thereof.

            (c)    Omitted.

            (d)    Omitted.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellon Bank, N.A., on behalf of the Trust, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MELLON BANK HOME EQUITY LOAN TRUST 1996-1

                                     By:    MELLON BANK, N.A.

                                          By:  STEVEN G. ELLIOTT
                                               --------------------------------
                                               Name:  Steven G. Elliott
                                               Title: Vice Chairman &
                                                      Chief Financial Officer

Date:  March 31, 1997

                                 EXHIBIT INDEX

Exhibit                                                                    Page
-------
28.1     Annual Certificateholders Report                                    8

28.2     Annual Servicer's Certificate                                       9

28.3     Report of Independent Certified Public Accountants                 10