Form 10-K405
period 1997-12-31
MELLON BANK NA MELLON BANK HOME EQUITY LOAN TRUST 1996-1
filed 1998-03-27
CIK 1012770

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997
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

                        Revolving Home Equity Loan Asset Backed Certificates, Series 1996-1 Class A, Class B-1 and Class B-2

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ----

The Registrant estimates that as of March 1, 1998, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates of the Registrant was $0.

As of March 1, 1998, the Registrant had outstanding -0- shares of its Common Stock, par value $ ___ per share.

No documents have been incorporated by reference in this Form 10-K.

                                TABLE OF CONTENTS

PART I                                                                                           Page
------                                                                                           ----
Item 1.         Business                                                                           1
Item 2.         Properties                                                                         1
Item 3.         Legal Proceedings                                                                  1
Item 4.         Submission of Matters to a Vote of Security Holders                                1

PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters              1
Item 6.         Selected Financial Data                                                            1
Item 7.         Management's Discussion and Analysis of Financial Condition                        1
                  and Results of Operations
Item 7A.        Quantitative and Qualitative Disclosures About
                  Market Risk                                                                      2
Item 8.         Financial Statements and Supplementary Data                                        2
Item 9.         Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure                                           2

PART III

Item 10.        Directors and Executive Officers of the Registrant                                 2
Item 11.        Executive Compensation                                                             2
Item 12.        Security Ownership of Certain Beneficial Owners and Management                     2
Item 13.        Certain Relationships and Related Transactions                                     2


PART IV

Item 14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K                  3

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

ITEM 6.          SELECTED FINANCIAL DATA

                 Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Omitted.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not Applicable.

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

                  Omitted.

ITEM 11.          EXECUTIVE COMPENSATION

                  Omitted.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  A nominee of The Depository Trust Company is the sole record owner of each Class of Certificates. As of December 3l, 1997, based on a review of public filings with the Securities and Exchange Commission, no person was known to be the beneficial owner of more than 5% of the total principal amount of any Class of Certificates outstanding on that date.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Listed below are the documents filed as a part of this report:

         Exhibit Number
         --------------
             20.1       Annual Certificateholders Report

             20.2       Annual Servicer's Certificate

             20.3       Report of Independent Certified Public Accountants

         (b) Reports on Form 8-K:

         On each of the following dates, the Trust filed a Form 8-K with the Commission reporting information under Items 5 and 7:

             January 14, 1997
             February 14, 1997
             March 18, 1997
             April 16, 1997
             May 14, 1997
             June 13, 1997
             July 15, 1997
             August 14, 1997
             September 17, 1997
             October 10, 1997
             November 14, 1997
             December 12, 1997

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

                                   MELLON BANK HOME EQUITY LOAN TRUST 1996-1


                                   By  MELLON BANK, N.A.


                                       By /s/ STEVEN G. ELLIOTT
                                       -----------------------------------
                                          Name:  Steven G. Elliott
                                          Title: Senior Vice Chairman &
                                                 Chief Financial Officer

Date:  March 27, 1998

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                               Page
-------                                                               ----


20.1     Annual Certificateholders Report                               6

20.2     Annual Servicer's Certificate                                  7

20.3     Report of Independent Certified Public Accountants             8