Form 10-K405
period 1998-12-31
MELLON BANK NA MELLON BANK HOME EQUITY LOAN TRUST 1996-1
filed 1999-03-26
CIK 1012770

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998
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

The Registrant estimates that as of March 1, 1999, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates of the Registrant was $0.

As of March 1, 1999, the Registrant had outstanding -0- shares of its Common Stock, par value $ ___ per share.

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

                The Mellon Bank Home Equity Loan Trust 1996-1 (the "Trust") was formed pursuant to a Pooling and Servicing Agreement, dated as of March 1, 1996, between Mellon Bank, N.A., as Seller and Servicer, and The Bank of New York, as Trustee. The Trust was formed for the purpose of acquiring certain trust assets and issuing mortgage-backed certificates under the Pooling and Servicing Agreement and one or more supplements thereto. The property of the Trust includes a portfolio of receivables arising under selected home equity revolving credit line agreements transferred to the Trust by Mellon Bank, N.A.

                On March 29, 1996, the Trust issued $528,625,000 of Class A Certificates, $60,125,000 of Class B-1 Certificates and $87,250,000 of Class B-2 Certificates, (together, the "Certificates"). On June 5, 1996, such Certificates were registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

                                     PART I
ITEM 1.    BUSINESS

           Omitted.

ITEM 2.    PROPERTIES

           Omitted.

ITEM 3.    LEGAL PROCEEDINGS

           None.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

           Omitted.

ITEM 11.   EXECUTIVE COMPENSATION

           Omitted.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           A nominee of The Depository Trust Company is the sole record owner of each Class of Certificates. As of December 3l, 1998, based on a review of public filings with the Securities and Exchange Commission, no person was known to be the beneficial owner of more than 5% of the total principal amount of any Class of Certificates outstanding on that date.

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

                  20.2       Annual Servicer's Certificate

                  20.3       Report of Independent Certified Public Accountants


           (b) Reports on Form 8-K:

           On each of the following dates, the Trust filed a Form 8-K with the Commission reporting information under Items 5 and 7:

                    January 14, 1998
                    February 13, 1998
                    March 12, 1998
                    April 15, 1998
                    May 13, 1998
                    June 12, 1998
                    July 14, 1998
                    August 13, 1998
                    September 11, 1998
                    October 13, 1998
                    November 12, 1998
                    December 14, 1998

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

                                      MELLON BANK HOME EQUITY LOAN TRUST 1996-1


                                      By  MELLON BANK, N.A.


                                         By     STEVEN G. ELLIOTT
                                            -----------------------------------
                                             Name:  Steven G. Elliott
                                             Title: Senior Vice Chairman and
                                                    Chief Financial Officer

Date:  March 26, 1999

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