Form 10-K405
period 1999-12-31
MELLON BANK NA MELLON BANK HOME EQUITY LOAN TRUST 1996-1
filed 2000-03-28
CIK 1012770

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999
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

One Mellon Center,
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

The Registrant estimates that as of March 1, 2000, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates of the Registrant was $0.

As of March 1, 2000, the Registrant had outstanding -0- shares of its Common Stock, par value $ ___ per share.

No documents have been incorporated by reference in this Form 10-K.

                                TABLE OF CONTENTS

PART I                                                                                             Page

Item 1.  Business                                                                                    1

Item 2.  Properties                                                                                  1

Item 3.  Legal Proceedings                                                                           1

Item 4.  Submission of Matters to a Vote of Security Holders                                         1


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                       1

Item 6.  Selected Financial Data                                                                     1

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                 1

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                  2

Item 8.  Financial Statements and Supplementary Data                                                 2

Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                                                  2


PART III

Item 10. Directors and Executive Officers of the Registrant                                          2

Item 11. Executive Compensation                                                                      2

Item 12. Security Ownership of Certain Beneficial Owners and Management                              2

Item 13. Certain Relationships and Related Transactions                                              2


PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K                           3

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

         On March 29, 1996, the Trust issued $508,625,000 of Class A Certificates, $60,125,000 of Class B-1 Certificates and $81,250,000 of Class B-2 Certificates, (together, the "Certificates"). On June 5, 1996, such Certificates were registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

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

         Omitted.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         A nominee of The Depository Trust Company is the sole record owner of each Class of Certificates. As of December 3l, 1999, based on a review of public filings with the Securities and Exchange Commission, no person was known to be the beneficial owner of more than 5% of the total principal amount of any Class of Certificates outstanding on that date.

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

             20.2       Annual Servicer's Certificate

             20.3       Report of Independent Certified Public Accountants


         (b) Reports on Form 8-K:

         On each of the following dates, the Trust filed a Form 8-K with the Commission reporting information under Items 5 and 7:


             January 13, 1999
             February 16, 1999
             March 15, 1999
             April 14, 1999
             May 13, 1999
             June 11, 1999
             July 14, 1999
             August 12, 1999
             September 13, 1999
             October 13, 1999
             November 10, 1999
             December 14, 1999

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

                                     MELLON BANK HOME EQUITY LOAN TRUST 1996-1


                                     By  MELLON BANK, N.A.


                                          By /s/ Steven G. Elliott
                                            ------------------------------------
                                              Name:  Steven G. Elliott
                                              Title: Senior Vice Chairman and
                                                     Chief Financial Officer

Date: March 27, 2000

                                  EXHIBIT INDEX

Exhibit                                                        Page
-------

20.1     Annual Certificateholders Report                        6

20.2     Annual Servicer's Certificate                           7

20.3     Report of Independent Certified Public Accountants      8